Form 10QSB
period 2000-12-31
DIT VENTURES INC
filed 2001-02-23
CIK 1129094

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000.

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number 0-22851

DIT VENTURES, INC.

(Exact name of registrant as specified in its charter)

MICHIGAN

(State or jurisdiction of incorporation or organization)

38-2351253

(I.R.S. Employer Identification No.)

9420 Telstar Ave., Ste 211

El Monte, CA 91731

(626) 279-2689

(Registrant's telephone number, including area code)

(Former Address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such filing requirements for the past 90 days.

Yes X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of December 31, 2000, approximately 11,940,714 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

As of December 31, 2000, no shares of the Registrant's Preferred Stock were outstanding.

Part I - Financial Information.

Item 1. Financial Statements.

DIT VENTURES, INC.

Financial Statements and Supplementary Information

December 31, 2000

DIT VENTUERS, INC.

Financial Statements and Supplementary Information

December 31, 2000

Table of Contents

Independent Auditor's Review Report

Financial Statements

Balance Sheet

Statement of Income

Statement of Stockholders' Equity

Statement of Cash Flows

Note to Financial Statements

Supplementary Information

Supplementary Schedule- Operating Expenses

EDWARD C. LEE, CPA

A Professional Corp.

9420 Telstar Avenue, Suite 101

El Monte, California 91731

Phone: (626) 453-8781Fax: (626) 453-8785

Stockholders and Board of Directors

DIT Ventures, Inc.

El Monte, CA 91731

We have reviewed the accompanying balance sheet of DIT Ventures, Inc. as of December 31, 2000 and the related statement of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of DIT Ventures, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made primarily for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary data appearing as "Supplementary Schedule - Operating Expenses" is presented only for supplementary analysis purposes. This supplementary information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made to these data.

____________________________

Edward C. Lee, CPA

El Monte, California, U.S.A.

February 21, 2000

DIT VENTURES, INC.

Balance Sheet

December 31, 2000

<table>

<tr>

Dec. 31, 2000
ASSETS
CURRENT ASSETS
Cash & cash equivalent (Note 2)	$ 92,095
Accounts receivable-net	6,420
Prepaid expenses and other (Note-3)	2,767
TOTAL CURRENT ASSETS	$ 101,282
PROPERTY AND EQUIPMENT-NET (Note-4)	84,631
OTHER ASSETS
Security deposit	9,500
TOTAL ASSETS	$ 195,413

</table>

The accompanying notes are an integral part of the financial statements.

DIT VENTURES, INC.

Balance Sheet

December 31, 2000

<table>

<tc>
Dec. 31, 2000
LIABILITIES & EQUITY
CURRENT LIABILITIES
Notes payable - Current (Note-5)	$ 180,000
Credit card-American Express	1,700
P/R tax & withholding payable	9,273
Accrued expenses (Note-6)	39,290
TOTAL CURRENT LIABILITIES	$ 230,263
NONCURRENT LIABILITIES	-
STOCKHOLDERS' EQUITY (Note 7)
Stock authorized: 70,000,000 Common	-
30,000,000 Preferred	-
Stock issued: 11,940,714 common @ $0.001 par value	11,941
Additional paid-in capital	270,762
Accumulated deficit	(317,553)
Stockholders' equity - Net	(34,850)
TOTAL LIABILITIES & EQUITY	$ 195,413

</table>

The accompanying notes are an integral part of the financial statements.

DIT VENTURES, INC.

Statement of Income

For the Quarter Ended December 31, 2000

<table>

<tc>
	3 mo. ended Dec. 31, 2000	Year-to-date Dec. 31, 2000
Revenue (Note-8)	$ 19,054	$ 21,751
Cost of revenue
Web site development cost	57,529	120,112
Marketing cost	35,666	46,867
Domain name fee	250	250
Gross profit	(74,391)	(145,478)
Operating expenses
Marketing expenses	0	669
General and administrative expenses	106,575	166,898
Operating income/ (loss)	(180,966)	(313,045)
Other expense & loss
Interest expense	(3,207)	(4,508)
Income / (loss) before taxes	(184,173)	(317,553)
Provision for taxes (Note-9)	-	-
Net loss	$ (184,173)	$ (317,553)
Loss per share	$ (0.03)	$ (0.05)

</table>

The accompanying notes are an integral part of the financial statements.

DIT VENTURES, INC.

Statement of Stockholders' Equity

December 31, 2000

<table>

<tc>
	Common Stock		Accumulated
	Share	Value	Deficit	Total
Balance, Oct. 1, 2000	4,300,000	$ 4,300
Additional stocks issued	7,640,714	7,641		11,941
Additional paid in capital		270,762		270,762
Net loss for the year	___ -	-	$ (317,553)	$ (317,553)
Balance
Dec. 31, 2000	11,940,714	$ 282,703	($317,553)	($ 34,850)

</table>

The accompanying notes are an integral part of the financial statements.

DIT VENTURES, INC.

Statement of Cash Flows

For the Quarter Ended December 31, 2000

<table>

<tc>
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ (184,173)
Adjustments to reconcile net income to net cash
Depreciation	642
Cash provided by (used for) changes in assets and liabilities
Accounts receivable	(4,170)
Prepaid advertising	10,833
Prepaid rent	2,815
Prepaid legal service	506
Prepaid purchase-Domain names	250
Prepaid - other	(81)
Misc. deposits	(936)
Credit card- American Express	(2,942)
P/R tax &withholding payable	(3,439)
Accrued expenses & interest	37,239
NET CASH USED FOR OPERATING ACTIVITIES	(143,456)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(11,812)
Security deposits	(2,000)
NET CASH USED FOR INVESTING ACTIVITIES	(13,812)
CASH FLOWS FROM FINANCING ACTIVITIES Proceeds of
Proceeds of Issuance of common stock	130,000
Reduction of paid-in capital due to merger	(26,397)
Notes payable - Current	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	123,603
NET INCREASE (DECREASE) IN CASH	(33,665)
Cash and cash equivalents, beginning of period	$ 125,760
Cash and cash equivalents, end of period	$ 92,095
Supplementary disclosure of cash flow information:
Cash paid: Interest expense	$ -
Income taxes	$ -

</table>

The accompanying notes are an integral part of the financial statements.

DIT VENTURES, INC.

Notes to Financial Statements

December 31, 2000

Note-1 Organization and Summary Significant Accounting Policies

Organization and Purpose

MEDLA888.COM was incorporated on June 1, 2000 in the state of Nevada and authorized to do intrastate business in the state of California on June 13, 2000. On August 14, 2000, the name of the corporation was changed to DIT Ventures, Inc. DIT Ventures, Inc. is mainly engaged in the business of website design & hosting, financial information translating, and the network link of business to business and business to consumers. On September 28, 2000, the company entered into a merger agreement with Paramount Casino Corporation, a corporation incorporated in the state of Michigan. This agreement and plan of merger was effective on October 15, 2000. Paramount Casino Corporation is the surviving company and the post-merger Board of Directors has resolved to change the company's name from Paramount Casino Corporation to DIT Ventures, Inc.

Significant Accounting Policies

The company uses the accrual method of accounting for financial reporting and income tax purpose by which assets and liabilities are recorded and revenues and expenses are recognized in the period in which they are earned and incurred.

A. Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

B. Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. SFAS 109 requires a change from the deferred method of accounting for income taxes of APB Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The accompanying notes are an integral part of the financial statements.

C. Revenue Recognition and SAB 101 Impact

Revenue generating agreements are on a fee for service basis. The services provided are approved once payment has been received. Completion of services on our active site Mybiz888 takes less than 7 days to complete. So, revenue is immediately recognized.

Revenue Recognition

Quote888

Online transaction revenues will be derived primarily from subscription fees, banner ads, licencing fees, and news dissemination fees. All of these revenue streams will be recognized when paid as the services for which payment has been received have either been performed or will be performed shortly (monthly subscription dues are paid one month in advance).

Barter Revenue

To date, advertising revenue, which includes barter advertising, has accounted for less than 1% of the company's revenue. The company will record barter revenue only to the extent that specific objective evidence existed demonstrating the fair value of benefits given and received. As a result, most barter transactions will be judged to have no value or associated revenue.

Provisions for doubtful accounts and authorized credits to sellers are provided at the time of revenue recognition based upon the company's historical experience.

The company has reviewed Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and its effect on the recognition of listing and featured item fee revenue. The company believes the effect of SAB 101 on historical fee revenue is insignificant, DIT Ventures, Inc. has adopted the provision for licencing fee revenue. As such, future licences fee revenue, if any, in Quote888 will be recognized ratably over the period of the licencing agreement.

Note-2 Cash and Cash Equivalents

<table>
Cash on hand	$ 524
United National Bank #3026469 (Business Checking)	91,571
Total	$ 92,095

</table>

The accompanying notes are an integral part of the financial statements.

Note-3 Prepaid Expenses and Other

<table>
Prepaid purchase - Domain names	$ 1,750
Prepaid legal fee	936
Prepaid - other	81
$ 2,767

</table>

Note-4 Property and Equipment

Property and equipment additions are recorded at cost. Maintenance, repairs, and renewals are expensed, and additions and improvements are capitalized. Depreciation is computed using straight-line methods over the estimated useful lives of asset ranging from 5-7 years.

<table>
Furniture & fixture	$ 11,954
Computer - PC's	27,443
Computer - Servers	37,320
Office equipment	1,052
Computer software	9,433
Less accumulated depreciation and amortization	(2,572)
Total fixed asset - Net	$ 84,631

</table>

Note-5 Notes Payable and Related Party Transaction

<table>
Loan from Richard Manley-A	$ 20,000
Loan from WGN Enterprises, Ltd.-B	140,000
Loan from Greg Amor - C	20,000
$ 180,000

</table>

A. This loan was executed on July 12, 2000 with maturity date June 30, 2001. Interest rate is stated at 8% per annum, compounded monthly.

B. This loan was executed on August 30, 2000 with maturity date June 30, 2001. Interest rate is stated at 8% per annum, compounded monthly.

Upon maturity, the above two creditors have the right, at their options, to require the company to convert all of the unpaid principal balance and accrued interest into shares of the common stock of the company at a deemed price per share of $0.875. In the event of prepayment, the conversion amount is up to $20,000 for creditor A and $40,000 for creditor B.

The accompanying notes are an integral part of the financial statements.

C. There is no formal loan agreement signed by both parties and no interest is accrued. Greg Amor holds 375,000 or 3.14% of total outstanding shares of the company.

Note-6 Accrued Expenses

<table>
Accounting fee	$ 7,133
Advertising	6,500
Outside service	2,200
Consulting fee	7,000
Legal fee	11,611
Interest expenses	4,702
Office expenses	144
$ 39,290

</table>

Note-7 Ownership

The company has only one class of common stock and authorized to issue 100,000,000 shares. As of December 31, 2000, total outstanding shares are 11,940,714.

<table>
Name of stockholder	# of shares	% of ownership
Amitesh Damudar	869,800	7.29%
Barrington Simon	285,714	2.39%
Bob Greagh	25,000	0.21%
Capital General Corp	388,800	3.25%
Eric Lo	205,000	1.72%
Frank Callaghan	375,000	3.14%
Glen Watson	850,000	7.12%
Greg Amor	375,000	3.14%
J. Puglia	750,000	6.29%
Kenneth Yeh	5,864,700	49.12%
Kylie Chan	275,000	2.32%
Qingkuang Yang	205,000	1.72%
Richard Manley	900,000	7.53%
Robert Creagh	150,000	1.25%
Tony Blake	180,000	1.50%
Ultrapedic Bed	213,500	1.78%
282 Charities	28,200	0.23%
	11,940,714	100.00%

</table>

The accompanying notes are an integral part of the financial statements.

Note-8 Cost of Revenue and Website Development Cost

<table>
Website development cost
Internet fees-T1	$ 13,321
Salaries & wages	94,745
Payroll taxes	9,474
Depreciation	2,572
Website development cost-Total	120,112
Marketing costs	46,867
Domain name fee	250
$ 167,229

</table>Website Development Costs

Computer software costs that are incurred in the preliminary project stage have been expensed as incurred. In future years once an application reaches the development stage, internal and external costs will be capitalized. Such costs include but are not limited to external direct costs and services, payroll and payroll related costs, and interest costs incurred while developing internal use software. All capitalized costs will be amortized on a straight-line basis.

Note-9 Provision for Income Tax

No income tax provision is recorded for the period end. According to California's R&TC Secs. 23153 & 23221 and AB10(CH.99-64), new C corporations formed or qualified to do business in California on or after January 1, 2000, are exempt from the minimum franchise tax during the first two years of business. These corporations are exempt from the minimum franchise tax prepayment to the Secretary of State (SOS) and from the second year's minimum franchise tax, which is paid as the first estimated tax payment.

There are no material disclosures required under SFAS 109 (see Note-1).

Note-10 Lease Commitment

The company lease its office space under one noncancelable operating lease. The commencement date is June 1, 2000 and will expire on May 31, 2002. future minimum lease payments are as follows:

<table>
31-Dec-01	$ 33,777
31-May-02	14,074
Total minimum lease payments	$ 47,851

</table>

The accompanying notes are an integral part of the financial statements.

Note-11 Merger and Basis of Presentation

On September 28, 2000, a company, Paramount Casino Corporation, entered into an agreement and plan of merger to acquire all of the issued and outstanding shares of DIT Ventures, Inc. ("DIT") in exchange for 4,300,000 common shares of Paramount (the "Agreement"). Certain of Paramount's significant shareholders also entered into an agreement with the shareholders of DIT to sell a total of 6,119,500 common shares of Paramount held by them to the shareholders of DIT.

Completion of these transactions occurred on October 15, 2000 and Paramount changed its name to DIT Ventures, Inc. As the shareholders of DIT obtained control of Paramount on completion of these transactions, the Agreement will be accounted for as a capital transaction, effectively as if DIT had issued shares to acquire Paramount, followed by a recapitalization. Under recapitalization accounting, the historical assets, liabilities, revenues and expenses will be those of DIT, with Paramount's assets, liabilities, revenues and expenses consolidated effective October 15, 2000. These financial statements gives effect to completion of the Agreement and the assumptions described below.

The balance sheet as of September 30, 2000 has been prepared based on the balance sheet of each of Paramount and DIT as at October 15, 2000 and gives effect to the Agreement as at October 15, 2000. As the shareholders of DIT obtained control of Paramount on completion of the Agreement, the Agreement has been accounted for in this balance sheet as a capital transaction by DIT, followed by a recapitalization. DIT's additional paid-in capital has been reduced by Paramount's deficiency in assets at October 15, 2000 (detail below). In addition, as Paramount's common shares have a par value of $0.001 per share, DIT's additional paid-in capital has also been reduced by the $7,500 par value of Paramount's previously issued share capital.

The accompanying notes are an integral part of the financial statements.

<table>
Share capital and additional paid-in capital
	Number of shares	Share capital	Additional paid-in capital	Total share additional capital and paid-in capital
DIT balance, 10/15/00 prior to the Agreement with Paramount	4,300,000	$ 4,300	$ 174,800	$ 179,100
Paramount balance, 10/15/00 prior to the Agreement with DIT	7,500,000	7,500	-	7,500
Reduction in additional paid-in capital to reflect the par value of Paramount's outstanding shares as a result of DIT's reverse takeover of Paramount (note 12)	-	-	(7,500)	(7,500)
Reduction in additional paid-in capital to reflect the shareholders' deficiency of Paramount as a result of DIT's reverse takeover of Paramount (note 12)	-	-	(26,397)	(26,397)
	7,500,000	7,500	(33,897)	(26,397)
Shares of Paramount proposed to be issued to Acquire shares of DIT (note 12)	4,300,000	4,300	174,801	179,101
DIT/Paramount balance, 10/15/2000	11,800,000	$11,800	140,904	$152,704

</table>

Note-14 Loss Per Share

The calculations of loss per share in the information for the period ended December 31, 2000 is based on the weighted average number of common shares of post-merger DIT that would have been outstanding for the period from July 1, 2000 to December 31, 2000.

The accompanying notes are an integral part of the financial statements.

DIT VENTURES, INC.

Supplementary Schedule-Operating Expenses

December 31, 2000

<table>
	3 mo. ended Dec. 31, 2000	Dec. 31, 2000
A. Marketing expenses
Printing	$ 0	$669
Total marketing expenses		669
B. General & Administrative expenses
Accounting	3,875	3,875
Advertising	10,833	10,833
Bank charge	35	245
Credit card fees	180	180
Dues and subscriptions	2,593	2,975
Entertainment	110	110
Equipment rental	80	80
Site information delivery	1,120	1,120
Delivery expenses	140	140
Health and dental insurance	634	2,086
Liability insurance	0	850
Insurance-other	0	771
Legal & professional	25,627
Consulting fee	7,000	20,586
Licenses and fees	1,500	2,000
Office expense & supplies	418	3,401
Postage	560	933
Rent	8,444	19,703
Repairs and maintenance	775	965
Salaries and wages	31,369	48,192
Outside service	7,200	7,520
Alarm & security	0	175
Taxes-payroll	2,205	3,906
Telephone	696	2,400
Travel	1,181	1,181
Total general & administrative expenses	106,575	166,898
Total operation expenses	$ 106,575	$ 167,567

</table>

The accompanying notes are an integral part of the financial statements.

Edward C. Lee, CPA

February 21, 2001

Mr. Kenneth Kang Yeh, CEO/President

DIT Ventures, Inc.

9420 Telstar Avenue, Suite 211

El Monte, CA 91731

Re: Filing of Form 10-SQ

Dear Mr. Yeh:

We have reviewed the financial statements of DIT Ventures, Inc. (DITV) for the quarter ended December 31, 2000. We hereby grant our consent for DITV to include our review report (dated February 21, 2001) in DITV's filing of Form 10-SQ.

Very truly yours,

______________________

Edward C. Lee, CPA

El Monte, California

Item 2. Management's Discussion and Analysis or Plan of Operation.

The information required by this Item is incorporated as part of the Company's financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIT VENTURES, INC.

Date: February 22, 2001

_____________________________

Kenneth Yeh