Form 10KSB
period 2000-12-31
DIT VENTURES INC
filed 2001-04-17
CIK 1129094

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report pursuant to Section 13 or 159d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

DIT VENTURES, INC.

----------------------------------------------------

(Exact Name of Small Business Issuer in Its Charter)

MICHIGAN

(State or other jurisdiction of incorporation or organization)

001-16287

(Commission File Number)

95-4804180

(I.R.S. Employer Identification No.)

9420 Telstar Avenue, Suite 211, El Monte, California 91731

-------------------------------------------------------------

(Address of Principal Executive Offices) (Zip Code)

(626) 279-2689

---------------------------------------------

Issuer's Telephone Number, Including Area Code

Securities Registered Under Section 12(g) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common

The issuer has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

There is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment tot his Form 10-KSB.

The Company had revenues of $21,751 for the fiscal year ended December 31, 2000.

Currently there is no market for the Company's securities.

As of December 31, 2000, there were 11,940,714 shares issued and outstanding.

PART I

Item 1. Description of Business.

Overview

DIT Ventures, Inc. ("DIT") is an Internet-based provider of financial and e-business services for the Chinese communities of the United States and Canada. To this end, DIT has developed and launched two Web sites, Quote888.com and Mybiz888.com.

Quote888.com, launched on November 1, 2000, is a Chinese-language (traditional Chinese only) finance portal offering stock quotes, financial data, news and commentary, portfolio tools, message boards and investment simulation games. Revenues will be generated from subscription-based services, advertising sales, content and software licensing, and referral fees.

Mybiz888.com, launched on September 1, 2000, is a Chinese-language (traditional Chinese only) provider of services, tools and technology designed to aid sm32q all to medium-sized businesses in the development and operation of their Web sites. Revenues will be generated from subscription-based services, advertising sales, Web hosting services, Web development and maintenance services and transaction fees.

DIT's target audience consists of the Chinese population within the United States and Canada. According to a Cheskin Research report released in October 2000 in conjunction with chinadotcom corporation, the Chinese population in the United States numbers three million, with 70% connected to the Internet. Greater e-China Insights, Online Behavior and Attitudes in Greater China, page 6, October 2000. Canada's Census Bureau estimates that more than 900,000 people of Chinese origin live in Canada. Canada Census Report, 1996.

Corporate History

DIT Ventures, Inc. ("DIT", the "Company" or "Issuer") was originally incorporated in the State of Michigan on February 25, 1981 under the name Clarks Fork Oil Company, Inc. Its original purpose encompassed the exploration for oil and gas. On June 3, 1988, the Company changed its name to Clarks Fork Oil & Gas, Inc. On March 21, 1994, the Company again changed its name to Paramount Casino Corporation and amended its business plan to allow the Company to enter the worldwide gaming industry. However, the Company was essentially inactive until 2000. Media888.com was incorporated in Nevada on June 1, 2000 and qualified to do business in California on June 13, 2000. On August 14, 2000, Media888.com changed its name to DIT Ventures, Inc. ("DIT Nevada"). Pursuant to an Agreement and Plan of Merger executed on September 28, 2000 and made effective as of October 15, 2000, the Company acquired all the shares of DIT Nevada and amended its Articles of Incorporation to change its name to DIT Ventures, Inc. As of October 15, 2000, DIT Nevada was merged out of existence. The now former officers of DIT Nevada operate the active business of the Company and the now former directors of DIT Nevada constitute the Company's Board of Directors.

DIT merged with Paramount to provide a wider shareholder base, which DIT believes is necessary to attract interest in the Company from the public at large and with potential investors in its stock.

The Company has never been involved in any bankruptcy, receivership or similar proceedings.

The Company's Business Strategy

DIT is engaged in the development, promotion and operation of its two Web-based businesses, Quote888.com and Mybiz888.com.

QUOTE888.COM

Quote888.com is a Web-based provider of finance-related information and services in a Chinese language environment (traditional Chinese only). As of February 2000, the site had registered approximately 12,000 users and generated monthly traffic in excess of eight (8) million hits and 900,000 page views. Registered users are visitors to Quote888.com who have provided demographic information and have been added to Quote888.com's opt-in database (registration is free). DIT expects growth to increase significantly as marketing of the site is implemented. DIT believes that the quality of Quote888.com compares favorably to that of its competitors in terms of the design and layout of the site, which DIT believes is more user-friendly and easier to navigate than its competition. DIT also believes that the software technology developed and utilized in connection with the site, as well as the breadth and quality of information available on the site, compares favorably to that of its competition. Quote888.com will focus on providing its target audience, the Chinese populations of the United States and Canada, with high quality and an increasing selection of content and services.

The Website

Quote888.com currently provides delayed and real-time stock quotes, financial data, news and commentary, company profiles, portfolio tools, message boards and simulated investment games. DIT is continually striving to expand the quality and scope of the services available on Quote888.com. DIT believes that such expansion will increase audience loyalty and create a sense of community, both of which are critical to Quote888.com's success. In order to maintain its objectivity, Quote888.com does not plan to make recommendations or render brokerage firm type advice to its customers. Key features of the site currently include the following:

Quotes. Quote888.com provides stock quotes from all major U.S. stock markets (the "Exchanges"). Delayed quotes are provided free of charge. The delays are fifteen (NASDAQ) and twenty (NYSE and AMEX) minutes, respectively. Real-time quotes are provided for a monthly subscription fee of $9.99 (in order to promote the service, Quote888.com currently offers a limited number of real-time quotes for free). Other information offered free of charge include most active stocks, top percent gainers, top dollar amount gainers, bid and ask volume and market cap.

Research Tools. Quote888.com provides company profiles, earnings estimates, and key ratios and statistics such as Price/Earnings, Price/Sales, Price/Book, 52-week high/low, and market capitalization. Data is provided by Zacks Investment Research, Inc.

News and Commentary. Quote888.com provides continuously-updated financial news, translated from well-established and respected sources through its relationship with COMTEX News Network, Inc, an industry-leading content-aggregator. DIT licenses certain Chinese-language finance-oriented content from e21Corp. (e21times.com) and Chinese Media Net, Inc. (chinesenewsnet.com). The terms and conditions of DIT's agreements with these parties are set forth below in DIT's discussion of Material Agreements. DIT also creates proprietary content, including updated summaries of market activity, editorials and in-depth analysis.

Tools. Quote888.com offers a variety of proprietary tools. Interactive color charts provide real-time market index data from Dow Jones, NASDAQ and the S&P. Also offered are tools that chart a given stock on a two-year, one-year, six-month, three-month, one-week or intra-day basis. Advanced charting tools include moving averages and Bollinger Bands. A moving average is an indicator that charts the average value of the price of a security over a predetermined period of time. Bollinger bands are trading bands, or envelopes, plotted on a chart at standard deviations above and below a moving average and measure the volatility of a security. Interactive and dynamically-updated portfolio tools are also available, which provide users with a customizable interface that can simultaneously track up to twenty-five (25) different stocks.

Community Tools. Quote888.com offers message boards and is developing simulated investment games based on market rules governing such advanced activities and strategies as margins, short-selling and options-trading. The games are scheduled to be introduced to the site in June 2001.

Revenue Generation Strategy for Quote888.com

DIT's revenue generation strategy for Quote888.com encompasses the following revenue streams:

Advertising Revenues. DIT believes that Quote888.com is an attractive medium for companies that desire access to a Chinese audience with an interest in financial matters. Advertisements are displayed on every page of Quote888.com. The following advertising options are currently available:

Run of Site. Run of site rotations are banner advertisements that rotate randomly throughout the Web site. They appeal to advertisers seeking to establish general brand recognition among Quote888.com's audience. Quote888.com's current CPM rates for run of site rotations range from $15 to $25 depending on length of contract and number of impressions purchased. CPMs refer to cost per thousand, and is used by DIT and other companies engaged in Internet marketing to price banner advertising. Sites that sell advertising will guarantee an advertiser a certain number of impressions (number of times an ad banner is downloaded and presumably seen by visitors), then set a rate based on that guarantee times the CPM rate. A Web site that has a CPM rate of $25 and guarantees 600,000 impressions will charge $15,000.00 ($25X600) for the ad banner. See definition at http://webopedia.internet.com/TERM/C/CPM.html.

Static Advertisements. Static advertisements are banner advertisements that occupy specific locations and content pages, allowing advertisers even more targeted presence on the site. Quote888.com's current rates for static advertisements range from $2,000.00 to $8,000.00 per month.

Customized Sponsorships. Sponsorships allow advertisers to gain maximum exposure on the Web site by featuring customized "text links," "buttons" and "boxes." Advertisements can be placed in fixed positions within the Web site, and allow users to be transferred directly to the advertiser's site. Quote888.com offers sponsorship opportunities throughout the site for a monthly fee. Such opportunities also encompass such advertising components as general rotation or static banner advertisements.

To date, no advertising revenues have been derived from Quote888.com.

Targeted Marketing. Quote888.com currently has 12,000 registered subscribers in its opt-in database. As this number grows, DIT will market products and services through the database on behalf of third party clients who desire access to Quote888.com's registered subscribers and who offer products and services that DIT believes are of interest to its subscribers.

Software and Content Licensing Services. DIT has a proprietary ownership interest in certain content and all of the software utilized and featured on Quote888.com. Accordingly, DIT is actively pursuing content and software licensing relationships with Internet-based finance-oriented companies that have a need for such products and services.

Subscription-based Services and Tools. DIT is actively developing and otherwise seeking to expand Quote888.com's subscription-based services. Quote888.com currently offers real-time quotes for a monthly subscription fee.

On-line Financial Transaction Services. DIT is pursuing marketing alliances to direct or network customer transaction activity to third party providers in exchange for referral fees.

No revenue has been generated from the foregoing revenue streams and, except as stated, no agreements have been entered into in furtherance thereof.

MYBIZ888.COM

The Website

Mybiz888.com is a B2B provider of Web-related services and tools for the Chinese community. The services are designed to enable and enhance e-business, and include the following:

Incorporation and LLC Formation Services. Mybiz888.com offers incorporation and LLC formation services in all 50 states for a fee of $500.00 per incorporation and LLC formation. DIT outsources the services to Corporate Creations Enterprises, Inc. ("Corporate Creations"), with which DIT has a verbal non-exclusive arrangement. Corporate Creations charges DIT its customary $99.00 service fee per incorporation and LLC formation, on top of state filing fees (which vary in each state). DIT plans to negotiate a formal written agreement at such time as Mybiz888.com has a customer that utilizes this service.

Domain Name Registration Services. Mybiz888.com offers domain name registration services for a fee of $35.00 per domain name. DIT has entered into a one (1) year renewable written agreement with Open SRS (a division of Tucows, Inc.), which provides the domain names to DIT for a standard fee of $10.00 per domain name.

Web-Hosting Services. Mybiz888.com offers fee-based Web-hosting services. All accounts are hosted on DIT servers, which are located at DIT headquarters in El Monte, California.

Web-Design and Development Services. Mybiz888.com offers Web design and development services for companies that desire to implement an e-business strategy or need to improve their existing Web technology. DIT employs an in-house Web design and programming team to perform all services associated with the foregoing.

Ebusiness Web Site Tools ("Web Site Tools"). Mybiz888.com offers user-friendly tools designed to increase Web site effectiveness and efficiency without the need for software, programming skills or hosting capacity. Each of the following tools are hosted on DIT's in-house Web server:

Web-site Marketing Tools

(i) A banner exchange tool that facilitates the exchange of banner advertising among participating members. Banners are reviewed for unsuitable content.

(ii) An automated tool that submits Web sites to more than ten Chinese-related search engines, including Sina.com, Yahoo!Chinese, Kimo.com, Sohu.com, Yam.com, LycosAsia.com, and Excite.com (Chinese). A minimal amount of data entry is required and resubmission is automated.

(iii) A tool that allows a Web site to build and manage a customer information database and send e-mail newsletters and promotions through that database.

Web-site Enhancement Tools

(iv) A message board, customized for and integrated into a Web site.

(v) A customizable Web site counter that tracks and displays total page hits.

(vi) A polling tool that enables a Web site to conduct customizable on-line surveys and votes.

(vii) A customizable shopping cart that enables a Web site to accept product orders and credit card information through DIT's Web server. DIT has licensed Verisign's Secure ID encryption technology in order to protect the integrity of sensitive information such as credit card numbers transmitted to and from the server via the Internet. This technology is included as part of the shopping cart service, which is hosted on DIT's Web server.

(viii) A customizable guestbook that collects visitor information and feedback from a Web site.

Web-site Management Tools.

(ix) A automatable tool that checks a Web site for broken links and images.

(x) A tool that analyzes a Web site for HTML Code errors.

(xi) A tool that checks a Web site for its download speed.

(xii) A tool that enables management of advertising on a particular Web site by tracking banner impression statistics.

(xiii) A tool that enables the creation of forms for feedback, questions and contact information.

Revenue Generation Strategy for Mybiz888.com

DIT's revenue generation strategy for Mybiz888.com encompasses the following revenue streams:

Advertising Revenues. DIT believes that Mybiz888.com is an attractive medium for companies that desire targeted access to a Chinese audience involved in e-business activities. Please refer to Quote888.com's Advertising Revenue section for further detail on available options. Notwithstanding, however, DIT does not expect more than modest revenue from advertising sales because, as a B2B service site, Mybiz888.com is not designed to generate high traffic levels. See Management Discussion and Plan of Operation.

Targeted Marketing. Mybiz888.com currently has 500 registered subscribers in its opt-in database. As this number grows, DIT will market products and services through the database on behalf of third party clients that desire access to Mybiz888.com's registered subscribers and who offer products and services that DIT believes are of interest to its subscribers.

Web Development and Maintenance Services. DIT has the technical capability to provide Web-design, development and customization e-business services for companies wishing to implement or improve its existing Internet presence. Through Mybiz888.com, DIT is pursuing relationships with companies that have Web-related technology requirements for which DIT can provide such services. DIT also has a proprietary ownership interest in all of the software utilized and featured on Mybiz888.com and is actively pursuing relationships with companies that have a need for such products and services. As of the quarter ending December 31, 2000, DIT had entered into agreements with eChina, Inc. ("eChina") and Lasonic Electronics Corp ("Lasonic") for the customization of Web-based software programs.

Subscription-based Services and Tools. DIT is actively developing and otherwise seeking to expand Mybiz888.com's subscription-based services. Currently, except for tools (ii), (iv), (vi), (vii) and (ix), which are available for a monthly fee, the Web site tools are available free of charge. For an overview of fees, see Management Discussion and Plan of Operation.

Despite the existence of multiple revenue streams, DIT expects that Mybiz888.com will generate the majority of its revenue during the next twelve months from providing Web development and maintenance services. DIT expects to generate modest revenues from the other revenue streams associated with Mybiz888.com. See Management Discussion and Plan of Operation.

Marketing Strategy

DIT's success depends in great part on its ability to effectively market Quote888.com and Mybiz888.com. DIT's current marketing strategy consists of pursuing content partnerships and other similar third party relationships with prominent Web sites which are designed to drive traffic to and expand brand recognition of Quote888.com and Mybiz888.com, as well as increase DIT's overall exposure.

On October 10, 2000, DIT entered into a one (1) year renewable content agreement with Sina.com, which provides for the promotion of Mybiz888.com and Quote888.com on Sina.com. Sina.com provides banner advertising for Mybiz888.com on its business channel (business.sina.com) and offers Mybiz888.com services and tools on a co-branded channel (mybiz888.sina.com) within Sina.com. The channel is referred to as co-branded because the format, selection and customization of the Mybiz888.com services have been determined jointly by DIT and Sina.com. In addition, the co-branded channel features the logos of Sina.com and Mybiz888.com. DIT receives all revenues generated from the services. To date, no revenues have been generated. With respect to Quote888.com, Sina.com provides banner advertising for Quote888.com on its finance channel. DIT also provides Sina.com with daily Quote888.com content for display on Sina.com's finance channel. Quote888.com's logo is featured on the channel and a direct link is provided to www.quote888.com.

On December 11, 2000, DIT entered into a one (1) year renewable content license agreement with Yahoo! Pursuant thereto, DIT provides stock market and personal finance content for display on Yahoo's Chinese-language finance channel. In turn, Yahoo! features the content on its Chinese-language finance channel, displays the Quote888.com logo on pages featuring such content, and provides a direct link to www.quote888.com. The cooperative agreement provides a benefit to both parties (by providing Yahoo! with finance-oriented content and DIT with an established platform from which to publicize the Quote888.com name). Additionally, the agreement does not restrict competition between DIT and Yahoo!

The foregoing relationships with Yahoo! and Sina.com are typical of the type of arrangements DIT will seek to promote Quote888.com and Mybiz888.com through the Internet.

DIT believes that, as a new entrant into the online market for financial and ebusiness services, it is important to maintain cooperative relationships with its existing and potential competitors because they compete for the same demographic audience as DIT and, more importantly, already have an existing user base that can be targeted. DIT has therefore entered into content-licensing agreements with e21Corp., Chinese Media Net, Inc. and Momentum Internet Corp. These agreements, like DIT's agreement with Yahoo!, serve to promote the Quote888.com name.

Pursuant to its six-month renewable agreement with e21 Corp., Quote888.com receives daily Chinese-language finance-related content from e21times.com, an online provider of e-commerce information. Quote888.com also receives promotion on e21times.com, through banner advertising and direct links to Quote888.com. In turn, DIT provides banner advertising for e21times.com on Quote888.com. Similarly, under a one (1) year renewable agreement with Chinese Media Net, Inc., Quote888.com receives daily Chinese-language content from Chinese Media Net, Inc. for display on Quote888.com. In return, Quote888.com receives banner advertising on chinesenewsnet.com, an online provider of Chinese-language content. Under its one (1) year renewable agreement with Momentum Internet Corp., entered into as of January 31, 2001, DIT receives daily Chinese-language content for display on Quote888.com and, in exchange, provides a link on pages containing such content to the home page of Quote123.com (Momentum is the corporate entity that operates Quote123.com).

DIT plans to enter into additional third party agreements on favorable terms that will facilitate the promotion of its Web sites through the Internet. Upon the availability of additional capital resources, DIT will initiate sustained off-line advertising campaigns for both Web sites, encompassing the following: (i) advertising in regional and national Chinese-language finance and business-oriented newspapers within the United States and Canada; (ii) advertising is regional and national Chinese-language finance and business-oriented magazines within the United States and Canada; (iii) regional television advertising within major United States and Canadian markets during highly-rated, business, finance and news-oriented Chinese-language programs; and (iv) regional radio advertising within major United States and Canadian markets during highly-rated, business, finance and news-oriented Chinese-language programs.

Material Agreements

DIT entered into a two (2) year distribution license agreement with S&P Comstock, Inc. on October 9, 2000 and corresponding vendor agreements with NYSE, NASDAQ and AMEX in order to receive delayed and real-time stock quotes for Quote888.com.

The S&P Comstock agreement grants to DIT a non-exclusive license and provides the feed for the distribution of delayed and real-time data from the NYSE, NASDAQ and AMEX through the World Wide Web on Quote888.com.

DIT entered into an agreement with NYSE on November 10, 2000 authorizing DIT to receive NYSE and AMEX data from S&P Comstock.

On November 10, 2000, DIT entered into an agreement with NASDAQ authorizing DIT to receive NASDAQ data from S&P Comstock.

DIT entered into a one (1) year renewable license agreement with Zacks Research Investment, Inc. on December 5, 2000 to receive certain data utilized by DIT in providing research material and analytical tools on Quote888.com. The service includes information and data such as earnings estimates, historical earnings, company portraits and ratios and statistics for more than 9,000 publicly held companies.

DIT entered into a two (2) year renewable distribution agreement with COMTEX News Network, Inc. on October 24, 2000 for the distribution of financial news on Quote888.com. Under the terms of the agreement, DIT has been given access to content aggregated from established sources such as the Associated Press, PR Newswire and United Press International. DIT has acquired the right to translate the content into Chinese and display the translated product on Quote888.com. DIT assumes responsibility for all translation errors.

On October 10, 2000, DIT entered into a one (1) year renewable agreement with Sina.com, which provides for the promotion of Quote888.com and Mybiz888.com on Sina.com. Sina.com provides banner advertising for Mybiz888.com on its business channel and for Quote888.com on its finance channel. Sina.com also offers Mybiz888.com services and tools on a co-branded channel (mybiz888.sina.com) within Sina.com. The channel is referred to as co-branded because the format, selection and customization of the Mybiz888.com services have been determined jointly by DIT and Sina.com. The co-branded channel features the logos of Sina.com and Mybiz888.com. DIT receives all revenues generated from the services. DIT also provides Sina.com with daily Quote888.com content for display on Sina.com's finance channel. Quote888.com's logo is featured on the channel and a direct link is provided to www.quote888.com.

On December 11, 2000, DIT entered into a one (1) year renewable content license agreement with Yahoo! Pursuant thereto, DIT provides stock market and personal finance content for display on Yahoo's Chinese-language finance channel. In turn, Yahoo! features the content on its Chinese-language finance channel, displays the Quote888.com logo on pages featuring such content, and provides a direct link to www.quote888.com.

DIT has also entered into content-licensing agreements with e21Corp., Chinese Media Net, Inc. and Momentum Internet Corp. Pursuant to its six-month renewable agreement with e21 Corp., entered into as of January 11, 2001, Quote888.com receives daily Chinese-language finance-related content from e21times.com, an online provider of e-commerce information. Quote888.com also receives promotion on e21times.com, including direct links to Quote888.com. In turn, DIT provides banner advertising for e21times.com on Quote888.com. Similarly, under the one (1) year renewable agreement with Chinese Media Net, Inc., entered into as of December 11, 2000, Quote888.com receives daily Chinese-language content and receives banner advertising on chinesenewsnet.com, an online provider of Chinese-language content. Under its one (1) year renewable agreement with Momentum Internet Corp., entered into as of January 31, 2001, DIT receives daily Chinese-language content for display on Quote888.com and, in exchange, provides a link on pages containing such content to the home page of Quote123.com.

DIT obtains most of the information on Quote888.com pursuant to these contractual agreements. As of the date hereof, DIT believes it has satisfactory relationships with its suppliers of market data, financial programming and e-business services.

Our Competition

DIT competes with a different set of competitors for each of Quote888.com and Mybiz888.com in its attempt at reaching the Chinese population in the United States and Canada.

DIT is a relatively new entrant into online financial information and services market. As such, Quote888.com faces fierce competition from several more established providers. Quote888.com competes directly with Chinese-language providers of similar services such as ChineseInvestor.com, Quote123.com, Sina.com's finance channel and Yahoo's Chinese-language finance channel. DIT believes that it can compete effectively with its competition because of the quality of the Web site, which DIT believes is more user-friendly and easier to navigate. In addition, Quote888.com now offers a limited number of real-time quotes for free, which is something not offered by any of its Chinese-language competitors. Furthermore, Quote888.com is the only Web site that is focused exclusively on the Chinese population within the United States and Canada. Notwithstanding the foregoing, Quote888.com is a relatively new entrant into the market and does not have a many users as its competitor sites. Quote888.com's ability to compete with its competition depends upon factors that include the timeliness and accuracy of its content, the utility of its services and the effectiveness of sales and marketing efforts to increase its user base and generate revenues. Each of Quote888.com's competitors have longer operating histories, greater name recognition, larger customer bases and greater financial resources than does Quote888.com.

DIT is also a relatively new entrant into to the online market for ebusiness tools and services. Other providers of similar services include MyComputer.com, Microsoft's BCentral, Bravenet.com, HitBox.com and Network Solutions. The competitive advantage DIT offers is that Mybiz888.com is the only site presented in the Chinese language and that has a focus on the Chinese population within the United States and Canada. Additionally, because Mybiz888.com also offers Web development and maintenance services, DIT competes with providers of similar services. The market for Web development services is extremely competitive, with hundreds of companies already offering similar services. Major English-language competitors include Verio and Rare Medium. However, companies focused on the Chinese population within the United States are limited to AsiaInfo and Sina.com. DIT believes that its can compete successfully by offering high quality services, competitive pricing and flexibility for start-up companies and established companies. Notwithstanding the foregoing, however, each of DIT's competitors has a longer operating history, greater name recognition, a larger customer base and greater financial resources than does DIT.

Our Technology

DIT has developed and has exclusive ownership rights to all data-serving software utilized on Quote888.com and all e-business services software utilized on Mybiz888.com. All market data-serving software utilized in Quote888.com has been created by and is owned by DIT. All e-business services software utilized in Mybiz888.com has been created by and is owned by DIT. DIT is expanding its internal development to create new, and enhance existing services, tools and features for its Web sites.

Protection of Intellectual Property

DIT relies primarily on a combination of copyrightable interests in software and trade secret laws, our user policy and restrictions on disclosure to protect its intellectual property, such as content, trademarks, trade names, trade secrets, and technology. DIT enters into confidentiality agreements with its employees and consultants to control access to and distribution of its other proprietary information. To date, DIT has not filed for protection of its copyright and other intellectual property interests. Accordingly, it may be possible for a third party to copy or otherwise obtain and use the content on its Web sites or other intellectual property without authorization. DIT's failure to protect its intellectual property in a meaningful manner could have a material adverse effect on its business and financial condition. In addition, DIT may need to engage in litigation in order to enforce its intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have a material adverse effect on DIT's business and financial condition.

DIT also licenses certain data and content from third parties. There can be no assurance that the outcome of any litigation between such licensors and a third party or between DIT and a third party will not lead to royalty obligations for which DIT is not indemnified or for which such indemnification is insufficient, or that DIT will be able to obtain additional licenses on commercially reasonable terms, if at all. In the future, DIT may seek to license additional technology or content in order to enhance current features on its Web sites or to introduce new services. There can be no assurance that any such licenses will be available on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in introduction of new services until equivalent technology, if available, is identified, licensed and integrated.

Research and Development

As of December 31, 2000, DIT had spent approximately $130,000.00 on product development. DIT's primary focus has been software development.

Employees and Consultants

To date, there are ten full-time (10) personnel dedicated to DIT's business, with five working in technical, product and content development, one in sales and marketing, two in customer support, and two in management and administration. DIT has also retained one consulting executive to advise in the management of DIT on a full-time basis. DIT has never had a work stoppage and considers its employee relations to be good.

DIT believes that its future success will depend in part on its continued ability to attract, integrate, retain and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of its key personnel. None of its personnel is bound by an employment agreement that prevents such person from terminating his or her relationship at any time for any reason. Competition for qualified personnel is intense, particularly in the Los Angeles, California area, where DIT's headquarters are located. There can be no assurance that DIT will successfully attract, integrate, retain and motivate a sufficient number of qualified personnel to conduct its business in the future.

Reports to Security Holders

DIT is subject to the informational requirements of the Securities Act of 1934, as amended (the "Exchange Act"), and, in accordance therewith, DIT files reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information can be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W. Washington D.C. 20549. The public may read and copy any materials filed by the small business issuer with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is www.sec.gov.

Item 2. Description of Property

DIT owns no real estate and maintains its executive offices at 9420 Telstar Avenue, Suite 211 El Monte, CA 91731, which premises have 2,085 square feet and have been leased for two (2) years by DIT, ending May 31, 2002.

Item 3. Legal Proceedings

DIT knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated. There are no unsatisfied judgments against DIT.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART III

Item 5. Market for Common Equity and Related Stockholder Matters

There is currently no public trading market for the Company's securities. There are approximately 302 holders of the Company's common stock.

To date, there have been no dividends paid. There are no restrictions that would limit the ability to pay dividends in the future.

On July 12, 2000, DIT executed a loan agreement with Richard Manley in the amount of $20,000.00, with a maturity date of June 30, 2001. The interest rate of 8% per annum is compounded monthly. Upon maturity, Mr. Manley has the right, at his option, to require DIT to convert the unpaid principal balance and accrued interest into shares of common stock at a price of $0.875 per share, for a total of 22,857 shares.

On August 30, 2000, DIT executed a loan agreement with WGN Enterprises, Ltd. ("WGN") in the amount of $140,000.00, with a maturity date of June 30, 2001. The interest rate of 8% per annum is compounded monthly. Upon maturity, WGN has the right, at its option, to require DIT to convert the unpaid principal balance and accrued interest into shares of common stock at a price of $0.875 per share, for a total of 160,000 shares.

Item 6. Management's Plan of Operation

Management will focus its resources during the following twelve months in the following areas:

Ongoing Development of the Quote888.com Web site. Management believes that the quality of Quote888.com compares favorably with that of its competitors, in terms of the design and layout of the site, the software technology developed and utilized in connection with the site, and the breadth and quality of information available on the site. Management believes that, in order to effectively market Quote888.com as a quality destination for the consumption of online finance-oriented information and services in Chinese, DIT must continue to improve on and expand the scope of information and services available. This includes the development of increasingly specialized and detailed informational services designed to provide users with unbiased assistance in connection with market-related decision-making. In addition to developing these services within the company, management will seek to enter into relationships with reliable third party providers of content and services that management believes will be useful and valuable to Quote888.com users and will facilitate development of the Quote888.com brand. Management will utilize care is selecting quality third party providers. Management plans to market Quote888.com to the Chinese community by maintaining its online presence with Sina.com and Yahoo! and developing and implementing a traditional media marketing campaign within the major metropolitan markets of the United States and Canada. As Web site traffic grows, management believes that DIT will be able to generate greater revenues from advertising, which includes online advertising, direct email marketing for third parties through Quote888.com's opt-in database of registered users and referral fees. As required, management also plans to hire up to three (3) marketing and sales professionals within the next twelve months, who will seek to develop such revenue streams, as well as generate clientele for Quote888.com's content and software licensing services.

Mybiz888.com Web Development Services. Management believes that resources devoted to Mybiz888.com should be focused on generating revenues from providing Web development and maintenance services. Because of the increasing relevance of the Internet as an information medium and a platform to conduct commerce, management believes that the demand for technology will continue to experience overall growth during the next twelve months. Management also believes that, while there are numerous providers of Internet-based technology services, DIT offers a high quality product, competitive pricing and expertise, both in finance-related Web development (through Quote888.com) and the Chinese-language. Such expertise will be marketed to traditional and e-business that has or is contemplating a related presence on the Web. As stated previously, management plans to hire up to three (3) marketing and sales professionals during the next twelve months. Their duties during the next twelve months will also encompass the development of business relationships with companies that can utilize DIT's Web development services.

Ongoing Development of Other Services. Although DIT will focus proportionately greater resources during the next twelve months in the areas set forth above, management believes that it is important to continue development and marketing of all other areas of Quote888.com and Mybiz888.com. Management will seek economically efficient ways to develop and promote these areas.

Item 7. Financial Statements.

DIT VENTURES, INC.

Financial Statements and Supplementary Information

For the year ended December 31, 2000

And

Independent Auditor's Report

DIT VENTURES, INC.

Financial Statements and Supplementary Information

December 31, 2000

Table of Contents

Independent Auditor's Report

Financial Statements

Balance Sheet

Statement of Income

Statement of Stockholders' Equity

Statement of Cash Flows

Notes to Financial Statements

Independent Auditor's Report on Supplementary Information

Supplementary Information

Supplementary Schedule- Operating Expenses

Edward C. Lee, CPA

Independent Auditor's Report

To the Board of Directors and Stockholders of

DIT Ventures, Inc.

We have audited the accompanying balance sheet of DIT Ventures, Inc. as of December 31, 2000 and the related statement of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DIT Ventures, Inc., as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital and shareholders' deficiency, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

____________________________

Edward C. Lee

Certified Public Accountant

El Monte, California, U.S.A.

March 9, 2001

DIT VENTURES, INC.

Balance Sheet

As of December 31, 2000

<table>

<th>

ASSETS

<tc>
CURRENT ASSETS
Cash & cash equivalent (Note 2)	$ 92,095
Accounts receivable-net	6,420
Prepaid expenses and other (Note-3)	2,767

TOTAL CURRENT ASSETS	$ 101,282

PROPERTY AND EQUIPMENT-NET (Note-4)	84,631

OTHER ASSETS
Security deposit	9,500

TOTAL ASSETS	$ 195,413

</table>

See accompanying notes to the financial statements.

DIT VENTURES, INC.

Balance Sheet

As of December 31, 2000

<table>

<th>

LIABILITIES & EQUITY

<tc>
CURRENT LIABILITIES
Notes payable - Current (Note-5)	$ 180,000
Credit card-American Express	1,700
P/R tax & withholding payable	9,273
Accrued expenses (Note-6)	36,625

TOTAL CURRENT LIABILITIES	$ 227,598

NONCURRENT LIABILITIES	-

STOCKHOLDERS' EQUITY (Note-7)
Stock authorized: 70,000,000 Common	-
30,000,000 Preferred	-
Stock issued: 11,940,714 common @ $0.001 par value	11,941

Additional paid-in capital	270,762
Accumulated deficit	(314,888)
Stockholders' equity - Net	(32,185)

TOTAL LIABILITIES & EQUITY	$ 195,413

</table>

See accompanying notes to the financial statements.

DIT VENTURES, INC.

Statement of Income

For The Year Ended December 31, 2000

<table>

<tc>
Year-to-date Dec. 31, 2000
Revenue (Note-8)	$ 21,751
Cost of revenue
Web site development cost	120,112
Marketing cost	46,867
Domain name fee	250
Gross profit (loss	(145,478)

Operating expenses
Marketing expenses	669
General and administrative expenses	163,833
Operating income/ (loss)	(309,980)

Other expense & loss
Interest expense	(4,908)

Income / (loss) before taxes	(314,888)

Provision for taxes (Note-9)	-

Net loss	$ (314,888)

Loss per share (Note-11)	$ (0.026)

</table>

See accompanying notes to the financial statements.

DIT VENTURES, INC.

Statement of Stockholders' Equity

As of December 31, 2000

<table>

<tc>
Common Stock	Accumulated
Balance	Share	Value	Deficit	Total
June 1, 00 (note 1)	11,800,000	$ 11,800		$ 11,800
Issued to Dec. 31, 00	140,714	141		141

Additional paid in capital		270,762		270,762
Deficit	___ -	-	$ (314,888)	(314,888)
Bal. Dec. 31, 2000	11,940,714	$ 282,703	($ 314,888)	($ 32,185)

</table>

See accompanying notes to the financial statements.

DIT VENTURES, INC.

Statement of Cash Flows

For The Year Ended December 31, 2000

<table>

<tc>
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ (314,888)
Adjustments to reconcile net income to net cash
Depreciation	2,572
Cash provided by (used for) changes in assets and liabilities
Accounts receivable	(6,420)
Prepaid purchase-Domain names	(1,750)
Prepaid - other	(81)
Misc. deposits	(936)
Credit card- American Express	1,700
P/R tax & withholding payable	9,273
Accrued expenses & interest	36,625
NET CASH USED FOR OPERATING ACTIVITIES	(273,905)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(87,203)
Security deposits	(9,500)
NET CASH USED FOR INVESTING ACTIVITIES	(96,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of issuance of common stock	282,703
Notes payable - Current	180,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	462,703

NET INCREASE (DECREASE) IN CASH	92,095

Cash and cash equivalents, beginning of period	$ -

Cash and cash equivalents, end of period	$ 92,095

Supplementary disclosure of cash flow information:
Cash paid: Interest expense	$ -
Income taxes	$ -

</table>

See accompanying notes to the financial statements.

DIT VENTURES, INC.

Notes to Financial Statements

December 31, 2000

Note-1 Organization and Summary Significant Accounting Policies

Organization and Purpose

The company was incorporated on February 25, 1981 in the state of Michigan, U.S.A. under the name Clarks Fork Oil Company, Inc. On March 24, 1994, the company changed its name to Paramount Casino Corporation. The company has been substantially inactive since incorporation.

MEDIA888.COM was incorporated on June 1, 2000 in the state of Nevada and authorized to do intrastate business in the state of California on June 13, 2000. On August 14, 2000, the name of the corporation was changed to DIT Ventures, Inc. DIT Ventures, Inc. is mainly engaged in the business of website design & hosting, financial information translating, and the network link of business to business and business to consumers.

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

Completion of these transactions occurred on October 15, 2000 and Paramount changed its name to DIT Ventures, Inc. As the shareholders of DIT obtained control of Paramount on completion of these transactions, the Agreement was accounted for as a capital transaction, effectively as if DIT had issued shares to acquire Paramount, followed by a recapitalization. Under recapitalization accounting, the historical assets, liabilities, revenues and expenses will be those of DIT, with Paramount's assets, liabilities, revenues and expenses consolidated effective October 15, 2000.

The balance sheet as of December 31, 2000 has been prepared based on the balance sheet of each of Paramount and DIT as at October 15, 2000 and gives retroactive effect to the Agreement as at June 1, 2000. DIT's additional paid-in capital has been reduced by Paramount's deficiency in assets at October 15, 2000 (detail below). In addition, as Paramount's common shares have a par value of $0.001 per share, DIT's additional paid-in capital has also been reduced by the $7,500 par value of Paramount's previously issued share capital.

See accompanying notes to the financial statements.

<table>

<th>

Share capital and additional paid-in capital
	Number of shares	Share capital	Additional paid-in capital	Total share capital and additional paid-in capital
DIT balance, 10/15/00 prior to the Agreement with Paramount	4,300,000	$ 4,300	$ 174,800	$ 179,100
Paramount balance, 10/15/00 prior to the Agreement with DIT	7,500,000	7,500	-	7,500
Reduction in additional paid-in capital to reflect the par value of Paramount's outstanding shares as a result of DIT's reverse takeover of Paramount	-	-	(7,500)	(7,500)
Reduction in additional paid-in capital to reflect the shareholders' deficiency of Paramount as a result of DIT's reverse takeover of Paramount	-	-	(26,397)	(26,397)
DIT/Paramount balance, 10/15/2000	11,800,000	$11,800	140,903	$152,703
(retroactive back 6/01/00)

</table>

Going Concern

These financial statements have been prepared in accordance with accounting principles applicable to a going concern, which assumes that the company will realize its assets and discharges its liabilities in the ordinary course of business. At December 31, 2000, the company has a working capital and shareholders' deficiency of $32,185 and has incurred losses in each period since incorporation. The ability of the company to settle its liabilities as they come due and to fund its ongoing operations is dependent upon the company's ability to obtain financing, new capital injection, and ultimately achieve profitable operations from its business activities. Failure to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which could differ materially from the going concern basis. Subsequent to December 31, 2000, the company has raised $60,000 cash and has a written financing proposal for an additional $500,000 of financing. Management believes that these funds will enable the company to continue in business for at least another 12 months.

See accompanying notes to the financial statements.

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

C. Revenue Recognition and SAB 101 Impact

The company has reviewed Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", and its effect on the recognition of online service and other fee revenue. The company believes the effect of SAB 101 on its historical fee revenue to be insignificant. DIT Ventures has, however, adopted the provision for future licensing, web-hosting and maintenance fee revenue. As such, any future license fee, web-hosting fee and maintenance fee revenue will be recognized ratably over the period of the licensing, web-hosting on maintenance agreements.

With the exception of the licensing fees, maintenance fees and web-hosting fees mentioned above, other revenue generating agreements are on a fee for service basis. These transaction revenues will be derived primarily from subscription fees, banner ads, and news dissemination fees. In all of these revenue streams, revenue will be recognized only when the services for which payment has been received have been performed.

See accompanying notes to the financial statements.

The company will record barter revenue only to the extent that specific objective evidence exists demonstrating the fair value of benefits given and received. As a result, most barter transactions will be judged to have no value or associated revenue. To date advertising revenue which includes barter advertising, has accounted for less than 1% of the company's revenue.

Note-2Cash and Cash Equivalents

<table>

<tc>
Cash on hand	$ 524
United National Bank #3026469 (Business Checking)	91,571
Total	$ 92,095

</table>

Note-3Prepaid Expenses and Other

<table>

<tc>
Prepaid purchase - Domain names	$ 1,750
Prepaid legal fee	936
Prepaid - other	81
$ 2,767

</table>

Note-4Property and Equipment

Property and equipment additions are recorded at cost. Maintenance, repairs, and renewals are expensed, and additions and improvements are capitalized. Depreciation is computed using straight-line methods over the estimated useful lives of asset ranging from 5-7 years.

<table>

<tc>
Furniture & fixture	$ 11,955
Computer - PC's	27,443
Computer - Servers	37,320
Office equipment	1,052
Computer software	9,433
Less accumulated depreciation and amortization	(2,572)
Total fixed asset - Net	$ 84,631

</table>

Note-5Notes Payable and Related Party Transaction

<table>

<tc>
Loan from Richard Manley-A	$ 20,000
Loan from WGN Enterprises, Ltd.-B	140,000
Loan from WGN Enterprises, Ltd. - C	20,000
$ 180,000

</table>

See accompanying notes to the financial statements.

A. This loan was executed on July 12, 2000 with maturity date June 30, 2001. Interest rate is stated at 8% per annum, compounded monthly.

B. This loan was executed on August 30, 2000 with maturity date June 30, 2001. Interest rate is stated at 8% per annum, compounded monthly.

Upon maturity, the above two creditors have the right, at their options, to require the company to convert all of the unpaid principal balance and accrued interest into shares of the common stock of the company at a deemed price per share of $0.875. In the event of a prepayment of Loan B, the creditor may only elect to convert a lesser portion of its loan principal into common shares (up to $40,000) and must accept the balance in cash.

C. This loan was executed on September 28, 2000 with a maturity date of June 30, 2001. Interest is calculated at 8% per annum.

Note-6Accrued Expenses

<table>

<tc>
Accounting fee	$ 7,133
Advertising	6,500
Outside service	2,200
Consulting fee	7,000
Legal fee	8,546
Interest expenses	5,102
Office expenses	144
$ 36,625

</table>

Note-7Ownership

Authorized - 70,000,000 common shares

30,000,000 preferred shares

Issued - 11,940,714 common shares with a par value of $0.001 per shares. Nil Preferred Shares with no voting policy or other rights yet established.

See accompanying notes to the financial statements.

Note-8Cost of Revenue and Website Development Cost

<table>

<tc>
Website development cost
Internet fees-T1	$ 13,321
Salaries & wages	94,745
Payroll taxes	9,474
Depreciation	2,572
Website development cost-Total	120,112
Marketing costs	46,867
Domain name fee	250
$ 167,229

</table>

Website Development Costs

For Fiscal 2001, the company has implemented policy 002 of the Emerging Issues Task Force with respect to its statements. As such, in statements after December 31, 2000, computer software costs that are incurred in the preliminary project stage will be expensed as incurred. Once an application reaches the development stage, internal and external costs will be capitalized. Such costs include but are not limited to external direct costs and services, payroll and payroll related costs, and interest costs incurred while developing internal use software. All capitalized costs will be amortized on a straight-line basis over four years.

Management estimates that had this policy been in place for the period ended December 31, 2000, $137,201 of the Website Development Costs listed above would have been capitalized.

Note-9Provision for Income Tax

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

There are no material disclosures required under SFAS 109 (see Note-1). The company has a loss carry forward of $314,888 available to offset income for the next 20 years for federal income tax purpose.

See accompanying notes to the financial statements.

Note-10Lease Commitment

The company leases its office space under one noncancelable operating lease. The commencement date is June 1, 2000 and will expire on May 31, 2002. Future minimum lease payments are as follows:

<table>

<tc>
31-Dec-01	$ 33,777
31-May-02	14,074
Total minimum lease payments	$ 47,851

</table>

Note-11Loss Per Share

The calculations of loss per share in the information for the period ended December 31, 2000 is based on the weighted average number of common shares of post-merger DIT that would have been outstanding for the period from June 1, 2000 to December 31, 2000.

See accompanying notes to the financial statements.

Edward C. Lee, CPA

Independent Auditor's Report

on Supplementary Information

To the Board of Directors and Stockholders of

DIT Ventures, Inc.

Our report on our audit of the basic financial statements of DIT Ventures, Inc. for the year ended December 31, 2000 appears on page 1. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Supplementary Schedule- Operating Expenses is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

_____________________________

Edward C. Lee, CPA

Certified Public Accountant

El Monte, California, U.S.A.

March 9, 2001

DIT VENTURES, INC.

Supplementary Schedule-Operating Expenses

December 31, 2000

<table>

<tc>
A. Marketing expenses
Printing	$669
Total marketing expenses	669

B. General & Administrative expenses
Accounting	3,875
Advertising	10,833
Bank charge	245
Credit card fees	180
Dues and subscriptions	2,975
Entertainment	110
Equipment rental	80
Site information delivery	1,120
Delivery expenses	140
Health and dental insurance	2,086
Liability insurance	850
Insurance-other	771
Legal & professional	29,606
Consulting fee	20,586
Licenses and fees	2,000
Office expense & supplies	3,401
Postage	933
Rent	19,703
Repairs and maintenance	965
Salaries and wages	48,192
Outside service	7,520
Alarm & security	175
Taxes-payroll	3,906
Telephone	2,400
Travel	1,181
Total general & administrative expenses	163,833
Total operation expenses	$ 164,502

See accompanying notes to the financial statements.

Edward C. Lee, CPA

April 12, 2001

Mr. Kenneth Kang Yeh, CEO/President

DIT Ventures, Inc.

9420 Telstar Avenue, Suite 211

El Monte, CA 91731

Re: Filing of Form 10-K

Dear Mr. Yeh:

We have audited the financial statements of DIT Ventures, Inc. (DITV) for the year ended December 31, 2000. We hereby grant our consent for DITV to include our audited report (dated March 9, 2001) in DITV's filing of Form 10-K.

Very truly yours,

______________________

Edward C. Lee, CPA

El Monte, California

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None. Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Set forth below are the names, ages, positions and business experience of the executive officers and directors of DIT. All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. No family relationship exists between the executive officers and directors of the Company.

Kenneth Yeh, President, Secretary and Chairman of the Board, age 25, has been involved with the Company since its inception. From October 1999 to August 2000, Mr. Yeh was a principal engineer at Mariner Networks, Inc., a network software company engaged in the development of broadband access concentrators for wide area networking (WAN) communities, which provides mid-sized companies with economically viable access to broadband services. Its products, sold to OEMs, service providers and end-users through offices in the United States and Europe, allow integration of voice, data and video networks onto a single WAN backbone. From July 1997- October 1999, Mr. Yeh served as a senior software engineer at Nortel Networks, Inc., a global leader in telephony, data, wireless and wireline solutions for the Internet. Mr. Yeh holds a B.S. degree in Computer Science & Engineering from the University of California, Los Angeles (1997) and an M.S. in Computer Science (Software Engineering) from the University of Southern California (1999).

Greg Amor, Chief Financial Officer, age 44, resigned from his position as Secretary and Director on October 15, 2000. Mr. Amor is an experienced venture capitalist and has been a director or senior officer of numerous public companies since 1985. From January 1997 to the present, Mr. Amor has served as President of Resource Management, Ltd., in which capacity he provides administrative, accounting and management-related consulting services. From March 2000 to August 2000, Mr. Amor also served as Chief Financial Officer of Light Management Group Inc., a publicly-traded company engaged in the development of an acoustic-laser switch for fiber optic cable communications. Mr. Amor has also served as a director with Okak Bay Resources, Ltd. (February 1996-March 2000), Golden Cariboo Resources, Ltd (April 1997-present) and Double Creek Mining, Ltd (March 1987-present), each of which are engaged in mineral resource exploration in Canada and are publicly traded on the CDNX. Mr. Amor holds a Licenciate in Accounting degree and the professional designation of Chartered Accountant.

Qingkuang Yang, Director, age 28, has been involved with the Company since its inception. Mr. Yang previously served as a software engineer for Unlocked, Inc., an Internet-based provider of e-commerce solutions, Web site design and database integration services (August 1998- August 1999). Mr. Yang has subsequently been responsible for the design and site architecture of several well-known Asian Internet sites. His repository includes an Internet-based Asian financial information provider, ChuMD.com (http://www.chumd.com), an on-line medical and healthcare information and services company serving the global Chinese community, and DocFoot.com (http://www.docfoot.com), a podiatrist web-site. Mr. Yang holds a B.S. in Computer Science from Western Michigan University (1998).

Eric Lo, Director, age 25, has been involved with the Company since its inception. Mr. Lo previously served as a senior software engineer at Nortel Networks form May 1998-March 2000, in which capacity he was responsible for the design and development of digital communications systems. Nortel Networks is a global leader in telephony, data, wireless and wireline solutions for the Internet. Mr. Lo holds a B.S. degree in Computer Science from the University of California, Los Angeles (1998).

Item 10. Executive Compensation

Greg Amor, DIT's Chief Financial Officer, entered into a one-year employment agreement, dated October 15, 2000, pursuant to which he will receive an annual salary of $60,000.00 as compensation for his services.

Since June 1, 2000, Ken Yeh has received an annual salary of $70,000.00, and serves without an employment agreement.

No other Officers or Directors received compensation during the period ending September 30, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Securities Ownership of Certain Beneficial Owners and Management

<table>

<tc>
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percent of Class
Common	Richard Manley	900,000	7.6%
Common	Joseph Puglia	750,000	6.3%
Common	Glen Watson	900,000	7.6%
Common	Kenneth Yeh	5,864,700	49.7%
Common	Greg Amor	375,000	3.2%
Common	J. Frank Callaghan	375,000	3.2%
Common	Amitesh Damudar	869,800	7.4%
Common	Eric Lo	205,000	1.7%
Common	Qingkuang Yang	205,000	1.7%
Common	Officers and Directors, as a group	6,649,700	56.4%

</table>

DIT is unaware of any arrangements at this time that would result in a change of control.

Item 12. Certain Relationships and Related Transactions.

WGN Enterprises, Ltd. ("WGN") executed a loan agreement with DIT on August 30, 2000 in the amount of $140,000.00, with a maturity date of June 30, 2001 and an interest rate of 8% per annum, compounded monthly. Greg Amor, Chief Financial Officer, is the beneficial owner of WGN. Upon maturity, WGN has the right, at its option, to require DIT to convert the unpaid principal balance and accrued interest into shares of common stock at a price of $0.875 per share, for a total of 160,000 shares.

Richard Manley, a shareholder, executed a loan agreement with DIT on July 12, 2000 in the amount of $20,000.00, with a maturity date of June 30, 2001, and an interest rate of 8% per annum, compounded monthly. Upon maturity, Mr. Manley has the right, at his option, to require DIT to convert the unpaid principal balance and accrued interest into shares of common stock at a price of $0.875 per share, for a total of 22,857 shares.

Item 13. Exhibits and Reports on Form 8-K

Exhibits No. Document Location

3(i) Articles of Incorporation Incorporated by reference

3(ii) Bylaws Incorporated by reference

23 Consent of Experts and Counsel Included in Item 7 above

There have been no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 2000.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIT VENTURES, INC.

________________________________

Kenneth Yeh

President, Secretary

________________________________

Greg Amor

Chief Financial Officer

In Accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

________________________________

Kenneth Yeh, Chairman of the Board

________________________________

Qingkuang Yang, Director

________________________________

Eric Lo, Director