Form 10QSB
period 2001-03-31
DIT VENTURES INC
filed 2001-05-22
CIK 1129094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2001

Commission file number 1-16287

DIT VENTURES, INC.

a Michigan corporation

9420 Telstar Avenue, Suite 211

El Monte, California 91731

(626) 279-2689

IRS Tax ID #: 95-4804180


PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

The information required by this Item is attached as Exhibit 99.15 hereto.

Item 2. Management's Discussion and Analysis:

The information required by this Item is attached as Exhibit 99.15 hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIT VENTURES, INC.

(Registrant)

Date: May 21, 2001

By:

/S/ KENNETH YEH

Kenneth Yeh

President, Chairman of the Board and duly authorized officer.