Form 10QSB
period 2001-06-30
MEDIA888 INC
filed 2001-08-22
CIK 1129094

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period:_____

Commission File No.: 1-16287

MEDIA888, INC.

(Exact name of small business issuer as specified in its charter)

MICHIGAN

(State or other jurisdiction of incorporation or organization)

95-4804180

(I.R.S. Identification No.)

9420 Telstar Avenue, Suite 211, El Monte, California 91731

(Address of principal executive offices)

(626) 279-2689

(Issuer's telephone number

Check whether the issuer:

(1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) Has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. N/A

Applicable only to corporate issuers:

As of June 30, 2001, there were 12,000,697 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIA888, INC.

Financial Statements and Supplementary Information

For the quarter ended June 30, 2001

MEDIA888 , INC.

Financial Statements and Supplementary Information

June 30, 2001

Table of Contents

Independent Auditor's Review Report

Financial Statements

Balance Sheet

Statement of Income

Statement of Stockholders' Equity

Statement of Cash Flows

Note to Financial Statements

Supplementary Information

Supplementary Schedule- Operating Expenses

Edward C. Lee, CPA

Stockholders and Board of Directors

Media888, Inc.

El Monte, CA 91731

We have reviewed the accompanying balance sheet of Media888, Inc. as of June 30, 2001 and the related statement of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Media888, Inc.

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

Our review was made primarily for the purpose of expressing limited assurance that there is no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplementary data appearing as "Supplementary Schedule - Operating Expenses" is presented only for supplementary analysis purposes. This supplementary information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made to these data.

As discussed in Note-1, certain conditions indicate that the company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.

/s/ Edward C. Lee

Edward C. Lee, CPA

El Monte, California, U.S.A.

August 20, 2001

MEDIA888, INC.

Balance Sheet

As of June 30, 2001

ASSETS

CURRENT ASSETS
Cash & cash equivalent (Note 2)	$ 424
Accounts receivable-net	8,765
Prepaid expenses and other (Note-3)	1,250

TOTAL CURRENT ASSETS	$ 10,439

PROPERTY AND EQUIPMENT-NET (Note-4)	136,681

OTHER ASSETS
Security deposit	9,500

TOTAL ASSETS	$ 156,620

See accompanying notes to the financial statements.

MEDIA888, INC.

Balance Sheet

As of June 30, 2001

LIABILITIES & EQUITY
CURRENT LIABILITIES

Notes payable - Current (Note-5)	$ 170,000
P/R tax & withholding payable	9,347
Accrued expenses (Note-6)	208,024

TOTAL CURRENT LIABILITIES	$ 387,371

NONCURRENT LIABILITIES	-

STOCKHOLDERS' EQUITY (Note-7)
Stock authorized: 70,000,000 Common	-
30,000,000 Preferred	-
Stock issued: 12,000,697 common @ $0.001 par value	12,001
Additional paid-in capital	330,685
Accumulated deficit	(573,437)
Stockholders' equity - Net	(230,751)

TOTAL LIABILITIES & EQUITY	$ 156,620

See accompanying notes to the financial statements.

MEDIA888, INC.

Statement of Income

For The Quarter Ended June 30, 2001

	Quarter-to-date June 30,2001	Year-to-date June 30, 2001

Revenue (Note-8)	$ 14,557	$ 33,646
Cost of revenue
Web site development cost	26,330	54,993
Marketing cost	5,000	21,750
Domain name fee	250	500
Gross profit (loss)	(17,023)	(43,597)

Operating expenses
Marketing expenses	-	-
General and administrative expenses	101,368	207,752
Operating income/ (loss)	(118,391)	(251,349)

Other expense & loss
Interest expense	(3,200)	(6,400)

Income / (loss) before taxes	(121,591)	(257,749)

Provision for taxes (Note-9)	-	(800)

Net loss	$ (121,591)	$ (258,549)

Loss per share (Note-11)	$ (0.01)	$ (0.022)

See accompanying notes to the financial statements.

MEDIA888, INC.

Statement of Stockholders' Equity

As of June 30, 2001

Common Stock	Accumulated
Balance	Share	Value	Deficit	Total

June 1, 00 (note 1)	11,800,000	$ 11,800		$ 11,800
Issued to Dec. 31, 00	140,714	141		141

Additional paid in capital		270,762		270,762
Deficit	___ -	-	$ (314,888)	(314,888)
Bal. Dec. 31, 2000	11,940,714	$ 282,703	$ (314,888)	$(32,185)

Issued to June 30, 01	59,983	$ 60		$ 60
Additional paid in capital		59,923		59,923
Deficit	-	-	$ (258,549)	(258,549)
Bal. June 30, 2001	12,000,697	$ 342,686	$ (573,437)	$(230,751)

See accompanying notes to the financial statements.

MEDIA888, INC.

Statement of Cash Flows

For The Quarter Ended June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ (121,591)
Adjustments to reconcile net income to net cash
Depreciation	4,694
Cash provided by (used for) changes in assets and liabilities
Accounts receivable	8,065
Prepaid purchase	250
Income tax payable (FTB)	(800)
P/R tax &withholding payable	2,340
Credit card-American Express	(378)
Accrued expenses & interest	123,437
NET CASH USED FOR OPERATING ACTIVITIES	16,017

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(25,781)
NET CASH USED FOR INVESTING ACTIVITIES	(25,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - Current	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000

NET INCREASE (DECREASE) IN CASH	236

Cash and cash equivalents, beginning of period	$ 188

Cash and cash equivalents, end of period	$ 424

Supplementary disclosure of cash flow information
Cash paid: Interest expense	$ -
Income taxes	$ 800

See accompanying notes to the financial statements.

MEDIA888, INC.

Notes to Financial Statements

June 30, 2001

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

Paramount changed its name to DIT Ventures, Inc. after the completion of merger with DIT Ventures, Inc. (a corporation in the state of Nevada) on October 15, 2000. On April 17, 2001, the corporation officially changed its name to MEDIA888, Inc. It is mainly engaged in the business of website design & hosting, financial information translating, and the network link of business to business and business to consumer.

Going Concern

These financial statements have been prepared in accordance with accounting principles applicable to a going concern, which assumes that the company will realize its assets and discharges its liabilities in the ordinary course of business. At June30, 2001, the company has a working capital and shareholders' deficiency of $230,751 and has incurred losses in each period since incorporation. Meanwhile, as addressed in Note-5, the loan agreement executed by and between the company and WGN Enterprises, Ltd. expired on June 30, 2001. Payment of the note is currently under negotiation between the parties and no agreement has yet been reached. Accordingly, the company acknowledges that it is in default under the note. The ability of the company to settle its liabilities as they come due and to fund its ongoing operations is dependent upon the company's ability to obtain financing, new capital injection, and ultimately achieve profitable operations from its business activities. Failure to continue as a going concern would require a restatement of assets and liabilities on a liquidation basis, which could differ materially from the going concern basis.

MEDIA888, INC.

Notes to Financial Statements, Continued

June 30, 2001

With respect to the investment of $500,000 referenced in its previous reviewed financial dated May 21, 2001, the company received a check for $500,000, which did not clear due to the insufficient funds. The company cannot provide any assurances as of the report date that this amount, or any portion thereof, will be received by the company. Subsequent to June 30, 2001, the company has entered into a stock subscription agreement with investor in the amount of $60,000. This amount will be received by the company in four (4) installments starting on August 24, 2001 and ending on October 25, 2001. The company also has received a written financing proposal for an additional $5,000 of financing. Additionally, the company is generating additional revenues. Specifically, it has entered into an agreement with a customer to receive monthly fees of $5,000 for a minimum period of three (3) months. The company's employees and consultants have voluntarily agreed to defer their salaries and fees until such time as the company has sufficient cash flow to pay them.

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

MEDIA888, INC.

Notes to Financial Statements, Continued

June 30, 2001

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

Note-2 Cash and Cash Equivalents

Cash on hand	$ 34
United National Bank #3026604 (Business Checking)	390
Total	$ 424

Note-3 Prepaid Expenses and Other

Prepaid purchase - Domain names	$ 1,250
$ 1,250

MEDIA888, INC.

Notes to Financial Statements, Continued

June 30, 2001

Note-4 Property and Equipment

Property and equipment additions are recorded at cost. Maintenance, repairs, and renewals are expensed, and additions and improvements are capitalized. Depreciation is computed using straight-line methods over the estimated useful lives of asset ranging from 5-7 years.

A. Fixed Assets
Furniture & fixture	$ 11,954
Computer - PC's	27,721
Computer - Servers	37,670
Office equipment	1,052
Computer software	9,782
Less accumulated depreciation and amortization	(19,340)
Total fixed asset - Net	$ 68,839

B. Software Development Costs

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

Software Development Costs	$ 75,112
Accumulated Depreciation	(7,270)
Software Development Costs - net	$ 67,842

Fixed assets and software development costs - total	$136,681

MEDIA888, INC.

Notes to Financial Statements, Continued

June 30, 2001

Note-5 Notes Payable and Related Party Transaction

Loan from Richard Manley-A	$ 20,000
Loan from Richard Manley-B	10,000
Loan from WGN Enterprises, Ltd.-C	120,000
Loan from WGN Enterprises, Ltd. -D	20,000
$ 170,000

A. This loan was executed on July 12, 2000 with maturity date June 30, 2001. Interest rate is stated at 8% per annum, compounded monthly. Upon its maturity on June 30, 2001, an amendment to the promissory note was signed to extend the maturity date to December 31, 2001. Other terms and conditions under the promissory note remained the same. No unpaid principal balance or accrued interest has been converted into shares of the common stock under stated terms.

B. This loan was executed on July 20, 2001 with maturity date on July 20, 2002. However, the company has received the total loan amount on June 30, 2001. Interest rate of the note is stated at 8% per annum, compounded monthly. The creditor has the right, at his option, to require the company to convert all of the unpaid principal balance and accrued interest into shares of the common stock of the company.

C. Loan C was executed on August 30, 2000 and loan D was executed on September 28, 2000, with same maturity date on June 30, 2001. Interest rate on both notes is stated at 8% per annum, compounded monthly. The company acknowledges that these two notes are in default. Payment of the notes is currently under negotiation between the parties and no agreement has been reached.

MEDIA888, INC.

Notes to Financial Statements, Continued

June 30, 2001

Note-6 Accrued Expenses

Accounting fee	$ 9,633
Advertising	17,875
Accrued salaries and wages	88,609
Consulting fee	5,000
Dues and subscriptions	11,735
Equipment rental	45
Internet fees	4,468
Interest expenses	11,502
Insurance	1,274
Legal fees	33,002
Licenses and fees	8,265
Outside service	13,473
Office expenses	220
Rent	2,815
Telephone	108
$ 208,024

Note-7 Ownership

Authorized - 70,000,000 common shares

30,000,000 preferred shares

Issued - 12,000,697 common shares with a par value of $0.001 per shares. Nil Preferred Shares with no voting policy or other rights yet established.

Note-8 Cost of Revenue and Website Development Cost
Website development cost
Internet fees-T1	$ 6,035
Salaries & wages	29,498
Payroll taxes	2,693
Depreciation	16,768
Website development cost-Total	54,994
Marketing costs	21,750
Domain name fee	500
$ 77,244

MEDIA888, INC.

Notes to Financial Statements, Continued

June 30, 2001

Note-9 Provision for Income Tax

The company has a loss carry forward of $573,437 available to offset income for the future years. However, no deferred tax asset is recorded because it has been fully offset by a valuation allowance.

Note-10 Lease Commitment

The company leases its office space under one noncancelable operating lease. The commencement date is June 1, 2000 and will expire on May 31, 2002. Future minimum lease payments are as follows:
31-Dec-01	$ 16,889
31-May-02	14,074
Total minimum lease payments	$ 30,963

Note-11 Loss Per Share

The calculations of loss per share in the information for the period ended June 30, 2001 is based on the weighted average number of common shares outstanding.

MEDIA888, INC.

Supplementary Schedule-Operating Expenses

June 30, 2001
	Quarter-to-date June 30,2001	Year-to-date June 30, 2001

A. Marketing expenses
	$ -	$ -
Total marketing expenses	-	-

B. General & Administrative expenses
Accounting	2,500	7,500
Bank charge	97	137
Commission	-	2,518
Credit card fees	55	88
Depreciation	4,694	7,270
Dues and subscriptions	11,166	23,155
Entertainment	51	135
Equipment rental	120	320
Health and dental insurance	1,911	3,607
Legal & professional	19,929	25,944
Insurance-other	917	917
Consulting fee	-	15,000
Licenses and fees	6,275	12,275
Office expense & supplies	264	682
Postage	139	467
Rent	8,444	16,889
Repairs and maintenance	427	433
Salaries and wages	28,006	63,165
Show & promotion	-	100
Outside service	12,841	17,368
Alarm & security	-	162
Taxes-payroll	2,796	7,821
Telephone	663	1,589
Utilities	73	210
Total general & administrative expenses	101,368	207,752

Total operation expenses	$ 101,368	$ 207,752

Edward C. Lee, CPA

August 20, 2001

Mr. Kenneth Kang Yeh, CEO/President

Media888, Inc.

9420 Telstar Avenue, Suite 211

El Monte, CA 91731

Re: Filing of Form 10-Q

Dear Mr. Yeh:

We have reviewed the financial statements of Media888 , Inc. for the quarter ended June 30, 2001. We hereby grant our consent for Media888, Inc. to include our reviewed report (dated August 20, 2001) in Media888's filing of Form 10-Q.

Very truly yours,

/s/ Edward C. Lee

Edward C. Lee, CPA

El Monte, California

Item 2. Management's discussion and Analysis or Plan of Operation.

The information required by this item is included in Item 1 above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA888, INC.

/s/ Kenneth Yeh

Kenneth Yeh, President